Form 10QSB
period 1999-09-30
NETSHIP FULFILLMENT INC
filed 1999-11-22
CIK 1089081

                                                      ==========================
                                                             OMB APPROVAL
                                                      OMB Number: 3235-0416
                                                      Expires: May 31, 2000
                                                      Estimated average burden
                                                      hours per response: 9708.0
                                                      ==========================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ____________ to _____________


         Commission file number _______________________________________

                           Netship Fulfillment, Inc.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         OKLAHOMA                                              52-2000360
-------------------------------                       --------------------------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
organization)

                           5550 Northeast 50th Street
                          Oklahoma City, Oklahoma 73121
                 ----------------------------------------------
                     (Address of Principal Executive office)

Registrant's Telephone Number, Including Area Code:           (949) 495-7553
                                  Facsimile Number:           (949) 495-8506


 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1999, there are 1,202,000 shares issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            NETSHIP FULFILLMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  Balance Sheet
                                   (Unaudited)

                                                                   SEPTEMBER 30,
                                                                       1999
                                                                   -------------
                                     ASSETS
CURRENT ASSETS
   Cash                                                            $      3,961
                                                                   -------------
      TOTAL CURRENT ASSETS                                                3,961
                                                                   -------------

                                                                   $      3,961
                                                                   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                                $          -

COMMITMENTS AND CONTINGENCIES                                                 -

SHAREHOLDERS' EQUITY:
   Common stock, 50,000,000 shares authorized, $.001 par value,
      1,202,000 shares issued and outstanding                             1,202
   Additional paid-in capital                                           121,898
   Deficit accumulated during the development stage                    (119,139)
                                                                   -------------

      TOTAL SHAREHOLDERS' EQUITY                                          3,961
                                                                   -------------

                                                                   $      3,961
                                                                   =============

                            NETSHIP FULFILLMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Operations
                                   (Unaudited)

                                                                                     CUMULATIVE
                                                                                   FROM INCEPTION
                                                    Nine Months ended Sept. 30,  (OCTOBER 29, 1996)
                                                   -----------------------------    TO SEPT. 30,
                                                       1999            1998            1999
                                                   -------------   -------------   -------------

Costs and expenses:

  General and administrative                       $    118,599    $          -    $    119,139
                                                   -------------   -------------   -------------

NET LOSS                                           $   (118,599)   $          -    $   (119,139)
                                                   =============   =============   =============


BASIC AND DILUTED NET LOSS PER SHARE               $      (0.11)   $          -
                                                   =============   =============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                        1,033,445         640,000
                                                   =============   =============

                            NETSHIP FULFILLMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                     CUMULATIVE
                                                                                    FROM INCEPTION
                                                    NINE MONTHS ENDED SEPT. 30,   (OCTOBER 29, 1996)
                                                   -----------------------------    TO SEPT. 30,
                                                       1999            1998             1999
                                                   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $   (118,599)   $          -    $   (119,139)
                                                   -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                  562               -           1,202
  Contribution to capital                               121,898               -         121,898
                                                   -------------   -------------   -------------

    Net cash provided by financing activities           122,460               -         123,100
                                                   -------------   -------------   -------------

Net increase in cash                                      3,861               -           3,961

CASH, BEGINNING OF PERIOD                                   100             100               -
                                                   -------------   -------------   -------------

CASH, END OF PERIOD                                $      3,961    $        100    $      3,961
                                                   =============   =============   =============

                            NETSHIP FULFILLMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

      The accompanying unaudited financial statements of Netship Fulfillment, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1998.

      Organization
      ------------

      Netship Fulfillment, Inc., an Oklahoma corporation ( the "Company") was formed on October 29, 1996 under the name Premier Partners, Inc. The Company changed its name to Netship Fulfillment, Inc. on February 23, 1999. The Company intends to become a full service fulfillment and distribution company, specializing in promotional and catalog fulfillment, especially for the internet industry. The Company is classified as a development stage company because its principal activities involve obtaining capital. The Company is currently being funded by its management, through donated time and office space.

      Use of estimates
      ----------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      Income taxes
      ------------

      The Company reports certain expenses differently for financial and tax reporting purposes and, accordingly, provides for the related deferred taxes. Income taxes are accounted for under the liability method in accordance with SFAS 109.

                            NETSHIP FULFILLMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-----------------------------------------------------------------------------

      Basic and diluted net loss per share
      ------------------------------------

      Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

2.    GOING CONCERN
-------------------

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Additional capital infusion is necessary in order to fund current expenditures and achieve profitable operations. This factor raises substantial doubt about the Company's ability to continue as a going concern.

      The Company's management intends to continue funding current expenditures by means of contributions to capital and to raise additional funds through equity offerings. However, there can be no assurance that management will be successful in this endeavor.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS CONTAINS FORWARD LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES. UNDER "FORWARD LOOKING STATEMENTS" ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY MAY DIFFER MATERIALLY FROM ANY FORWARD LOOKING STATEMENT DUE TO SUCH RISKS AND UNCERTAINTIES.

OVERVIEW
--------

Netship Fulfillment, Inc. is a development stage company. A development stage company is one for which principal operations have not commenced. Management has devoted most of its activities to establishing the business. Operating losses have been incurred to date, and will continue to incur as the Company continues to use, rather than provide, working capital in its operations. The Company intends to become a full service fulfillment and distribution company specializing in promotional products and catalog fulfillment, especially for the Internet industry.

The Company will recognize revenues from the sale of its products upon shipment.

RESULTS OF OPERATIONS
---------------------

NET REVENUES
------------

As a development stage company, the Company had no revenues for the nine months ended September 30, 1999 and September 30, 1998.

COSTS AND EXPENSES
------------------

Costs and expenses for the nine months ended September 30, 1999 of $118,599 were solely related to the 504 Offering the Company undertook during the nine months ended September 30, 1999. The Company had no costs and expenses during the nine months ended September 30, 1998.

OTHER INCOME (EXPENSE)
----------------------
The Company had no other income or expenses for the nine months ended September 30, 1999 and September 30, 1998.

PROVISION FOR INCOME TAXES
--------------------------

The Company had no income nor income taxes for the nine months ended September 30, 1999 and September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's cash and cash equivalents increased from one-hundred dollars ($100.00) at September 30, 1998 to three thousand nine hundred sixty one dollars ($3,961) at September 30, 1999 due to contributions to capital from Officers of the Company and proceeds related to the 504 Offering the Company undertook during the nine months ended September 30, 1999.

There were no liabilities at September 30, 1998 or at September 30, 1999.

The Company's management currently believes that inflation has not had a material impact on continuing operations.

YEAR 2000
---------

Like many other companies, the year 2000 computer issue creates risk for the Company. The overall cost of the Company's year 2000 compliance plan is a minor portion of the Company's anticipated total information technology budget and is not expected to materially delay the implementation of any other unrelated projects that are planned to be undertaken by the Company. Based on currently available information, management does not believe that the year 2000 issue discussed above relates to the Company's internal systems or its products sold to customers, or that it will have a material adverse impact on the Company's financial condition or results of operations; however, the specific extent to which the Company may be affected by such matters is not certain. In addition, there can be no assurance that the failure by a supplier or another third party to ensure year 2000 compatibility would not have a material adverse effect on the Company.

FACTORS AFFECTING FUTURE PERFORMANCE
------------------------------------

In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), the Company has disclosed certain cautionary information to be used in connection with written materials that may contain "forward-looking statements" within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "intend", "may", "expect", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Exhibits and Reports on Form 8-K.

         There were no reports filed on Form 8-K during the three-month period ended September 30, 1999.

         Incorporation of Form 10-SB
         ---------------------------

         The Company hereby incorporates by reference herein its Form 10-SB filed with the U.S. Securities and Exchange Commission on June 22, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     Date: November 22, 1999                        By: /S/ Michael Brown
                                                       -------------------------
                                                       Michael Brown, Director
                                                       and President

     Date: November 22, 1999                        By: /S/ Michael Brown
                                                       -------------------------
                                                       Michael Brown, Director
                                                       Secretary/Treasurer