Form 10KSB
period 1999-12-31
NETSHIP FULFILLMENT INC
filed 2000-04-14
CIK 1089081

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

                            Netship Fulfillment, Inc.
                  ---------------------------------------------
                 (Name of Small Business Issuer in its charter)

       OKLAHOMA                                        52-2000360
--------------------------                  ------------------------------------
     (State)                                (I.R.S. Employer Identification No.)

            5550 Northeast 50th Street, Oklahoma City, Oklahoma 73121
           ----------------------------------------------- ----------
               (Address of principal executive offices)    (Zip Code)

                    Issuer's telephone number (949) 495-7553
                                                  --------------

Securities to be registered under Section 12(b) of the Act.
Not applicable

Securities to be registered under Section 12(g) of the Act:
Common Stock, $.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X.. No ...

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. ....0..................

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days is $0 (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [Amended in Release No. 33-7419 (P. 85,938), effective June 13, 1997, 62 F.R. 26387.]

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

   Yes ...    No ...   N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of April 13, 2000 there were 1,202,000 common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Small Business Disclosure Format (check one):

Yes . X . No . . .

This annual report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including information included under Items 1 and 2 of this registration statement, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this registration statement are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will" and other similar expressions regarding the Company's intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements. Readers are cautioned that actual results may differ materially from those projected in the forward looking statements as a result of various factors, many of which are beyond the control of the Company. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this registration statement with the SEC. Readers should note that the safe harbor described in the Litigation Reform Act does not apply to initial public offerings nor does it apply to statements made by a registrant that has issued penny stock during the three year period preceding the date on which the statements are made. The Company's stock can be considered penny stock. Finally, readers are urged to carefully review and consider the various disclosures made by the Company in this registration statement.

ITEM 1.  DESCRIPTION OF BUSINESS:

BUSINESS DEVELOPMENT SINCE INCEPTION:

         Organization and Charter Amendments
         -----------------------------------

         The Company was incorporated in Oklahoma on October 29, 1996 under the name Premier Partners, Inc.

         On March 1, 1999 the Company filed an Amended Certificate of Incorporation which changed the Company's name to Netship Fulfillment, Inc.

         The Company has filed a Registration Statement so that the Company's stock (which was sold on and before April 7, 1999 pursuant to a Rule 504 Offering) can be quoted on the OTC Bulletin Board of the National Association of Securities Dealer, Inc. (the NASD).

         Copies of the Company's Certificate of Incorporation, Articles of Incorporation, Amended Certificate of Incorporation, and Bylaws are attached hereto and are incorporated herein by reference. See Item 15.

         General
         -------

         Netship Fulfillment, Inc. (the "Company") intends to become a full service fulfillment and distribution company, specializing in promotional, product, and catalog fulfillment; especially for the Internet industry. It is the Company's mission to increase clients' productivity and profitability, and towards that end, the Company is committed to exceeding its clients' expectations as a strategic partner in their marketing efforts. The Company intends to accomplish this by responsive customer service, flexible operating systems and timely solutions.

         Although fulfillment is a very complex business, the Company has constituted a philosophy that its clients will be well informed and stress-free and the Company has adopted a number of strategies that should enable it to simplify the fulfillment and production process. The Company will provide its clients with timely information to insure their orders are properly fulfilled. The Company intends to have its information systems designed to maximize production efficiencies and lower operating costs. In addition, the Company's communication features will grant the customer secured remote access, allowing for multiple job tracking and reporting.

         It is the Company's objective to foster creativity and innovation through employee growth and personal working relationships and to be the best in the fulfillment business by adopting the latest technological advancements in our industry and accurately relaying this knowledge to our clients and personnel.

         On February 1, 1999, the Company changed management.

         Rule 504 Offering
         -----------------

         On April 7, 1999 the Company completed a Rule 504 Offering of 2,000 common shares at $1.00 per share for $2,000 cash and 100,000 common shares for specified legal services from April, 1999 through October 2,000, which the Company also valued at $1.00 per share, or $100,000. See Item 10.

         Changes of Control During the Past Three Years
         ----------------------------------------------

         See the caption "Security Ownership of Certain Beneficial Owners and Management", Item 4, for information respecting the beneficial ownership of securities of the Company by Messrs. Michael Brown and David Kahn; and see the caption "Directors, Executive Officers, Promoters and Control Persons", Item 5, for other material information regarding these persons.

         Sales of "Unregistered and "Restricted" Securities Over the Past Three
         ----------------------------------------------------------------------
         Years
         -----

         For information concerning sales of "unregistered" and "restricted" securities during the past three years, see the caption "Recent Sales of Unregistered Securities," Item 10.

Business.
---------

         Risk Factors
         ------------

         In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained in total until the business is underway. However, at a minimum, the Company's proposed business operations will be highly speculative and will be subject to the same types of risk inherent in any new or unproven venture, and will include those types of risk factors stated below.

         Development Stage Company. The Company is a development stage enterprise, as defined by generally accepted accounting principles, which has yet to formally commence operations. The Company has generated no revenue to date. Its primary activities to date have been development and marketing of the e-commerce fulfillment concept and the raising of capital. The Company's success is dependent upon the successful development and marketing of its proposed products and services, as to which there is no assurance. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products. These include, but are not limited to, competition, inadequate market expertise, and setbacks in market acceptance and sales and marketing. The failure of the Company to meet any of these conditions would have a materially adverse effect upon the Company, and may force the Company to reduce or curtail operations. No assurance can be given that the Company can or will ever operate profitably. As a result, persons purchasing the common stock offered herein may lose their entire investment.

         Need for Additional Capital. The $2,000 net cash proceeds from the sale of the shares of common stock offered pursuant to the Company's 504 Offering are insufficient to attain the business achievements described herein. To do so, additional capital will have to be raised, if it can be raised. To date the Company has relied upon internal financing from its founders, officers and directors for its operations. The Company's future capital requirements will depend on many factors, including cash flow from operations, progress in the development and sale of its products and services, competing market developments, and the Company's ability to market its products and services successfully. Any equity financings could result in dilution to the Company's stockholders. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on terms unfavorable to the Company. If adequate funds are not obtained, the Company may be required to reduce or curtail operations.

         Intellectual Property. Management has identified technology necessary for the operation of the Company's business. This technology, however, is not subject to any patent protection, and hence, this technology would provide limited benefit to the Company with respect to potential competitors. The Company does not own any patents or copyrights protecting its products or services. The Company treats its technical data as confidential and relies on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect its proprietary information. There can be no assurance that these measures will adequately protect the confidentiality of the Company's proprietary information or that others will not independently develop products or services that are equivalent or superior to those of the Company. The Company may receive in the future communications from third parties asserting that the Company's products and services infringe upon the proprietary rights of third parties. There can be no assurance that any such claims would not result in protracted and costly litigation. There can be no assurance that any particular aspect of the Company's technology will not be found to infringe upon the products of other companies. Other companies may hold or obtain patents on inventions, or may otherwise claim proprietary rights to technology useful or necessary to the Company's business. The extent to which the Company may be required to seek licenses under such proprietary rights of third parties, and the cost or availability of such license, cannot be predicted. While it may be necessary or desirable in the future to obtain licenses relating to one or more of its products or services relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms.

         Dependence on Key Personnel. The Company is greatly dependent on the services of Michael Brown, the Company's sole officer and director. The loss of the services provided by this individual would have a materially adverse effect on the operations of the Company. The Company believes that its future success will also depend in part upon its ability to attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel. Competition for such personnel is intense.

         Possible Future Issuance of Common Stock. The Company is authorized to issue up to 50,000,000 shares of common stock, par value $0.001. Presently, there are 1,202,000 shares of common stock issued and outstanding (as of March 12, 2000). Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of common stock will increase outstanding shares and further dilute stockholders' interests. Since the Company's common stock is currently subject to the existing rules on penny stocks, the market liquidity for the Company's common stock may be severely affected. Of the 1,202,000 shares of the Company's common stock which are outstanding, 460,000 shares are "restricted securities" owned by the Company's President and sole Director, and under certain circumstances may, in the future, be sold in compliance with Rule 144 adopted under the Securities Act. In general, under Rule 144, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company, who has beneficially owned restricted shares of common stock for at least two years is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or if the common stock is quoted on NASDAQ or a stock exchange, the average weekly trading volume during the four calendar weeks immediately preceding the sale. A person who presently is not and who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of common stock for at least three years is entitled to sell such shares under Rule 144 without regard to any of the volume limitations described above.

         No Public Market for the Shares of Common Stock. There is currently no public market for the shares of common stock. The failure of the Company to create a market for its common stock would result in the purchasers of the common stock offered herein being unable to dispose of their securities in any effective commercial manner. One market maker for the Company has filed a Form 15(c)2-11 with the National Association of Securities Dealers ("NASD"), and the Company thereby anticipates obtaining the right from the NASD to have the Company's stock quoted on the NASD Bulletin Board. However, there can be no assurance that such application will be granted by the NASD.

         Limited Market for the Company's Common Stock. The Company's common stock is covered by Securities and Exchange Commission rules that impose additional sales practice requirements on broker-dealers who sell securities priced at under $5.00 (so-called "penny stocks") to persons other than established customers and accredited investors (generally institutions with assets in excess of $5 million or individuals with net worth in excess of $1 million or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by such rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Moreover, such rules also require that brokers engaged in secondary sales of penny stocks provide customers written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and ask prices, disclosure of the compensation to the broker-dealer, and disclosure of the salesperson working for the broker-dealer. Consequently, the rules may affect the ability of broker-dealers to sell the Company's common stock and also may affect the ability of persons purchasing such common stock to resell their common stock in the secondary market, if such a market were to exist. Further, (i) the Company's common stock may initially be quoted on an NASD inter-dealer system called "the

Bulletin Board," (ii) the Company will not have $4 million in assets or $2 million in stockholders' equity, which are both required for it to qualify for quotation on NASDAQ, and (iii) the Company's common stock is not being sold at $5 a share and is not expected to soon trade at a market price of $5 a share in the foreseeable future, the price required for a non-NASDAQ-quoted security to escape the trading limitations imposed by the Securities and Exchange Commission on so-called "penny stocks." These trading limitations tend to reduce broker-dealer and investor interest in "penny stocks" and could operate to inhibit the ability of the Company's common stock to reach a $4 per share trading price that would make them eligible for quotation on NASDAQ, even should they otherwise qualify for quotation on NASDAQ.

         No Dividends. The Company has paid no dividends to its stockholders and does not plan to pay dividends on its common stock in the foreseeable future.

         Competition. Management is aware of many potential competitors that have larger resources and distribution sources than the Company. Competition from these very large and well-financed companies may attract potential customers away from the Company. There may also be other competitors that the Company has not identified.

          Control of Company and Dependence on Management. As stated in Item 4., Management of the Company currently owned 38% and one other shareholder of the Company currently owns 8% of the issued and outstanding common stock of the Company. See also Item 10., for a list of other shareholders who own significant amounts of the Company's stock. Cumulative voting for the election of directors is not allowed under the Articles of Incorporation. Therefore, investors may not be in a position to control the Board of Directors of the Company and in effect may have to depend on the judgment and efforts of the current director and officer to carry out the Company's business strategy and react quickly to make needed changes. The existing officer is not under any employment agreement with the Company.

         Difficulty of Planned Expansion; Management of Growth. The Company plans to expand its level of operations. The Company's operating results will be adversely affected if net sales do not increase sufficiently to compensate for the increase in operating expenses caused by this expansion. In addition, the Company's planned expansion of operations may cause significant strain on the Company's management, financial and other resources. To manage its growth effectively, the Company must continue to improve and expand its existing resources and management information systems and must attract, train and motivate qualified managers and employees. There can be no assurance, however, that the Company will successfully be able to achieve these goals. If the Company is unable to manage growth effectively, its operating results will be adversely affected.

         Forward Looking Statements. This Annual Report contains forms of forward-looking statements that are based on the Company's beliefs as well as on assumptions made by, and information currently available to, the Company. When used in this Registration Statement, the words "hope", "believe", "expect", "anticipate", "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, some of which are identified and described in this "Risk Factors" section. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results will vary materially from those anticipated, estimated, or projected and the variations may be material. The Company cautions potential investors not to place undue reliance on any such forward-looking statements; all of which speak only as of the date made. A number of the matters and subject areas discussed in this Registration Statement are not historical or current facts, or deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas. The Company has attempted to identify, in context, certain other factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations regarding the relevant matter or subject area. The operations and results of the Company's business also may be subject to the effect of other risks and uncertainties in addition to the relevant factors identified elsewhere in this Registration Statement, including, but not limited to, general economic conditions in the geographical areas and market segments that the Company is targeting for its services, the availability of adequate equipment and personnel to meet the Company's marketing plans and customer demand, and access to sufficient equity capital to meet the Company's operating and financial needs.

         Seasonality. Typically e-commerce activity is highest during the last calendar quarter. The resultant seasonality of the Company's business could create inconsistent operating results on a quarterly basis and also create cash flow problems from the operation of the Company's business and the continued requirement to pay general, administrative, and other expenses.

         Government Regulations. Presently, there are no current regulations, state or federal, affecting doing business on the Internet and neither are any expected. In the future, governmental regulations may develop, having an adverse effect on the operations of the Company.

         In addition to the foregoing risks, businesses are often subject to risks that are not foreseen or fully appreciated by management. Potential investors should keep in mind that other material risks could arise.

          Principal Products and Services
          -------------------------------

          The Company intends to develop the following products and services for the following purposes:

          Internet Commerce - a customized Internet based order entry system to allow customers complete and direct access to their product line, together with real time credit card processing and monthly reporting to ensure accurate accounting of clients' funds.

          Custom Kit Assembly - to achieve virtually 100% consistency of custom kit assembly, in order to ensure an accurate representation of the finished product.

          Pick-n-Pack Assembly - to process and fulfill virtually unlimited variations of product orders; orders can be as small as 1 item or a large as 100,000.

          Premium Fulfillment - to process and fulfill fragile and/or highly valuable retail or promotional items with care and expedience.

          Collateral Literature - to pull, collate, and fulfill a virtually unlimited quantity of promotional and point-of-purchase literature for business-to-business, or business-to-consumer, consumption.

          Comprehensive Receiving and Reporting Systems - through one of several chosen counting methods (weight, inch, or physical), to provide accurate product quantities which can be entered into the customized reporting and tracking system.

          Electronic Record Keeping - to track and record quantities on-hand, allocated, received, and returned, plus item description, SKU number and location for every item that enters the Company's facility.

          Complete Item History - to maintain a history of transactions involving a particular inventory item, job order or customer--and disseminate information electronically.

          Job Order Request - to provide a variety of reporting documentation on the status of specific jobs. Key areas included are date of job order request, ship date, quantity, item description, client information, job order number, requested by, client P0, comments or special instructions, ship-to address and client sales order number.

          Reports Generating Capability - to provide a full range of receiving, inventory, item history and data history reports in order to help the Company's clients control and manage their business.

          Database & Inventory Management - to track incoming and outgoing inventory and to provide detailed information on the product and job life cycle.

          Warehouse & Distribution Services - The Company's planned state-of-the-art distribution center strategically located in Orange County should offer ample production and warehouse space to facilitate each project with expedience. Foremost, the Company's entrepreneurial spirit and anticipated swift response to clients' needs, should keep the Company at the forefront of industry standards.

          Security Storage - to offer limited secure access in order to provide heightened security through an enclosed caged storage area; which is ideal for high value merchandise.

          Tele-services (Inbound Calling, Outbound Calling, Fax on Demand, Voice Mail, Lead Generation) - to develop strategic alliances with dedicated tele-services providers to allow the Company's clients to benefit from the very best combination of tele-services and fulfillment. Utilizing the most sophisticated, state of the art phone technology, the Company intends to quickly and accurately receive, process, package, and fulfill customer's orders.

          Catalog Fulfillment (Catalog Fulfillment, Merchandise, Continuity Clubs, Reward Redemption) - to develop a proprietary information system to provide a secure operating environment capable of processing thousands of multi-sku product lines. It is anticipated that the system will track each consumer's past purchases to enable real-time upsell and/or replenishment capabilities based on the consumer's history.

          Electronic Data Interface (EDI) - to provide the ability to electronically exchange and transfer specific data with various trading partners to enhance productivity.

          Custom Corrugate & Packing Materials - to provide customized packing and shipping containers for promotional, retail or business-to-business use.

          Personal Client Service Representative ("CSR") - to provide each customer with a well- trained client service representative that acts as a liaison between the operations and the client. The CSR's are an excellent source of information. Their overall objective is to be the client's in-house advocate.

          Local Courier Service - to offer in-house delivery service in order to provide the ability to respond quickly to the needs of the Company's clients.

          Transportation & Logistics Consultation
          ---------------------------------------

          The Company believes that each project is specific and may require a creative solution. Through transportation and logistics consultation, the Company intends to provide different strategies that should work to satisfy the Company's shipping and distribution objectives.

          Patents, Trademarks, Licenses, Franchisees, Concessions, Royalty
          ----------------------------------------------------------------
          Payments or Labor Contracts
          ---------------------------

          None.

          Need for Government Approval of Principal Products or Services
          --------------------------------------------------------------

          None, currently; however, see the following caption.

          Effect of Existing or Probable Governmental Regulations on Business
          -------------------------------------------------------------------

          See the heading "Risk Factors," under the caption "Business" of this Item, specifically, the risk factors entitled "Government Regulations" and "Limited Market for the Company's Common Stock."

          Research and Development
          ------------------------

          See the heading "Risk Factors", under the caption "Business" of this Item, specifically the risk factor entitled "Intellectual Property".

          Number of Employees
          -------------------

                  One.


ITEM 2. PLAN OF OPERATION

          Netship Fulfillment, Inc. (the "Company") intends to become a full service fulfillment and distribution company, specializing in promotional, product, and catalog fulfillment; especially for the Internet industry. It is the Company's mission to increase clients' productivity and profitability, and towards that end, the Company is committed to exceeding its clients' expectations as a strategic partner in their marketing efforts. The Company intends to accomplish this by responsive customer service, flexible operating systems and timely solutions.

          Although fulfillment is a very complex business, the Company has constituted a philosophy that its clients will be well informed and stress-free and the Company has adopted a number of strategies that should enable it to simplify the fulfillment and production process. The Company will provide its clients with timely information to insure their orders are properly fulfilled. The Company intends to have its information systems designed to maximize production efficiencies and lower operating costs. In addition, the Company's communication features will grant the customer secured remote access, allowing for multiple job tracking and reporting.

          It is the Company's objective to foster creativity and innovation through employee growth and personal working relationships and to be the best in the fulfillment business by adopting the latest technological advancements in our industry and accurately relaying this knowledge to our clients and personnel.

          The Market. According to new projections from Forrester Research, Inc. worldwide e-commerce sales will reach as high as $3.2 trillion in 2003, representing nearly 5% of all global sales. "There is no question that e-commerce will represent a significant portion of the global economy over the next five years," said George F. Colony, president of Forrester Research. "To achieve its full potential, businesses need to move quickly to establish market leadership, while governments must nurture electronic commerce with supportive laws and policies. If a favorable climate can be established, Internet commerce will reshape the global economy."

          Underscoring the importance of Internet commerce to their business plans, 46% of companies surveyed plan to sell more than $1 million in goods and services on-line in 1999, and 23% expect their on-line sales to exceed $10 million. Similarly, 28% indicated that their companies will purchase more than $500,000 in goods and services on-line next year.

          Based on Forrester's commerce threshold model, worldwide Internet commerce sales will be between $1.8 trillion and $3.2 trillion in 2003.

          As the growth in Internet commerce continues to explode, the demand for shipping, fulfillment and distribution services will rise as well. It is the Company's intention to help meet this ever increasing demand caused by the surge in e-commerce.

          Strategy. The Company's business focus includes the following business and marketing strategies:

          o Utilizing technology to create economies and efficiencies for our customers.
          o         Take advantage of current e-commerce trends.
          o         Become the recognized leader in e-commerce fulfillment.
          o         Create a reliable and scalable fulfillment service.

          The Company anticipates satisfying its cash requirements for the next twelve months from the net cash proceeds of its April 7, 1999 504 Offering and from possible additional equity and/or debt financing.

          The foregoing contains "forward-looking" statements and information, all of which is modified by reference to the caption "Risk Factors," Item 1.

          Results of Operations.
          ----------------------

          There were no operations during the periods covered by the financial statements of the Company which accompany this Annual Report. See Items 13. and 15.

          Liquidity.
          ----------

          The Company has a very severe liquidity problem, as evidenced by the facts that as of December 31, 1999 the Company's total cash was only $3,961 and the Company's total current assets and total assets were only $3,961 compared with current liabilities and total liabilities of $5,430. See Items 13. and 15.


ITEM 3.  DESCRIPTION OF PROPERTY

          The Company has identified a fulfillment and distribution facility which is located in Irvine, California. It is the Company's intention to negotiate a lease on reasonable terms. In the event additional space is required, the Company believes that such additional space would be available on reasonable terms.


ITEM 4. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: GENERAL

          THE FOLLOWING DISCUSSION AND ANALYSIS CONTAINS FORWARD LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES DISCUSSED IN THE "RISK FACTORS" SECTION OF ITEM 1. UNDER "FORWARD LOOKING STATEMENTS". ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY MAY DIFFER MATERIALLY FROM ANY FORWARD LOOKING STATEMENT DUE TO SUCH RISKS AND UNCERTAINTIES.

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

RESULTS OF OPERATIONS
---------------------

NET REVENUES
------------

          As a development stage company, the Company had no revenues for the years ended December 31, 1999 and December 31, 1998, nor since inception through December 31, 1996.

COSTS AND EXPENSES
------------------

          As a development stage company, for the year ended December 31, 1999, the Company had general and administrative costs and expenses of $124,029 soley related to the Company's 504 offering. The Company had no costs and expenses for the year ended December 31, 1998. From inception through December 31, 1997, the Company's expenses in the amount of $540 consisted of costs related to the incorporation of the Company and issuance of common stock.

OTHER INCOME (EXPENSE)
----------------------

          The Company had no other income or expenses for the years ended December 31, 1999 and December 31, 1998, nor since inception through December 31, 1997.

PROVISION FOR INCOME TAXES
--------------------------

          The Company had no income nor income taxes for the years ended December 31, 1999 and December 31, 1998, nor since inception through December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          The Company's cash and cash equivalents increased to $3,961 at December 31, 1999 from $100 at December 31, 1998 due to additional equity capitalization.

          The Company's liabilities increased to $5,430 at December 31, 1999 from $0 at December 31, 1998, and December 31, 1997.

          The Company's management currently believes that inflation has not had a material impact on continuing operations.

FACTORS AFFECTING FUTURE PERFORMANCE
------------------------------------

          In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), the Company has disclosed certain cautionary information to be used in connection with written materials (including this FORM 10-KSB) that may contain "forward-looking statements" within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "intend", "may", "expect", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology. The listener or reader is cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. For discussion that highlights some of the more important risks identified by management, but which should not be assumed to be the only factors that could affect future performance, see the "Risk Factors" section of Item 1., which is incorporated herein by reference. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.


ITEM 5. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of the date hereof:


                                             Number of Shares        Percentage
          Name and Address                  Beneficially Owned        of Class
          ----------------------            ------------------       -----------
          Michael Brown                           460,000                 38%
          5550 Northeast 50th Street
          Oklahoma City, Oklahoma 73121

          David Kahn                              100,000                  8%
          535 N. Hayworth Ave. #301
          Los Angeles, CA 90048

          Mr. Kahn is an attorney for the Company.

          Security Ownership of Management.
          ---------------------------------

          The following table sets forth the share holdings of the Company's directors and executive officers as of the date hereof:


                                             Number of Shares         Percentage
          Name and Address                  Beneficially Owned         of Class
          ----------------------            ------------------        ----------
          Michael Brown                           460,000                 38%
          5550 Northeast 50th Street
          Oklahoma City, Oklahoma 73121

          Changes in Control.
          -------------------

          There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM 6. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

          The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders (held in May of each year) or until their successors are elected or appointed and qualified, or their prior resignations or terminations.


                                              Date of                Date of
                            Positions       Election or            Termination
            Name              Held          Designation           or Resignation
            ----           ----------       -----------           --------------

          Michael Brown    President,       February 1, 1999            *
                           Secretary,
                           Treasurer,
                           and Director

          *Mr. Brown currently serves in the capacities indicated.

          Business Experience.
          --------------------

          Mr. Brown is currently the President, Secretary, Treasurer, and a Director of the Company. From 1995 to 1999 Mr. Brown founded and served as President of Progressive Design Group, Inc. a design and printing company located in Santa Ana, California, grossing $6,000,000 in annual revenues. From 1992 to 1995 he was employed by the CDW, Inc. as Senior Sales Rep responsible for $4,500,000 in revenues.

          Family Relationships.
          ---------------------

          There are no family relationships between any director or executive officer.

          Involvement in Certain Legal Proceedings.
          -----------------------------------------

          During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the
Company:

                           (1) was a general partner or executive officer of any
business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

                           (2) was convicted in a criminal proceeding or named
subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

                           (3) was subject to any order, judgment or decree, not
subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

                           (4) was found by a court of competent jurisdiction
(in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 7. EXECUTIVE COMPENSATION.

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation

                        Annual Compensation Award Payouts

    (a)          (b)        (c)     (d)     (e)       (f)       (g)     (h)     (i)

                                                               Secur-
                                                               ities             All
  Name and     Year or                      Other     Rest-    Under-   LTIP    Other
  Principal    Period     Salary   Bonus   Annual     ricted   lying    Pay-    Compen-
  Position     Ended        ($)     ($)    Compen-    Stock   Options   outs    sation
                                           sation
  --------------------------------------------------------------------------------------


          No cash compensation, deferred compensation or long-term incentive plan awards were paid, issued or granted to the Company's management during the years ended December 31, 1999 or December 31, 1998. Further, no member of the Company's management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

          Compensation of Directors.
          --------------------------

          There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as a director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

          Employment Contracts and Termination of Employment and
          ------------------------------------------------------
          Change-in-Control Arrangements.
          -------------------------------

          There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

ITEM 8. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The only transactions between members of management, nominees to become a director or executive officer, 5% stockholders, or promoters or persons who may be deemed to be parents of the Company are:

          See Item 10. concerning the sale on or about February 2, 1999 to Michael Brown, President and Director, of 460,000 shares of the Company's common stock at its par vaule of $0.001 per share. Pursuant to the Company's 504 Offering, which terminated April 7, 1999, 100,000 shares of the Company's common stock were issued to David Kahn for certain legal services from April, 1999 through October 2000. Mr. Kahn is a Company attorney.


ITEM 9. DESCRIPTION OF SECURITIES.

Common Stock
------------

          The Company's authorized common stock consists of fifty million (50,000,000) shares of $0.001 par value. The holders of the Company's common stock are entitled to one vote per share on each matter submitted to a vote at a meeting of stockholders. The shares of common stock do not carry cumulative voting rights in the election of directors.

          Stockholders of the Company's common stock have no pre-emptive rights to acquire additional shares of common stock or other securities. The common stock is not subject to redemption rights and carries no subscription or conversion rights. All shares of the common stock now outstanding are fully paid and non-assessable.

           No Outstanding Options, Warrants or Calls
           ------------------------------------------

          Currently, there are no outstanding options, warrants or calls to purchase any of the authorized securities of the Company.

          No Provisions Limiting Change of Control
          ----------------------------------------

          There is no provision in the Company's Articles of Incorporation or Bylaws that would delay, defer, or prevent a change in control of the Company.

PART II

ITEM 1. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          There has never been any "established trading market" for shares of the common stock of the Company. One market maker has filed a Form 15(c)2-11 with the National Association of Securities Dealers ("NASD"), and the Company thereby hopes to obtain the right from the NASD to have the Company's stock quoted on the NASD Bulletin Board, at least after the Company has actual operations. However, there can be no assurance that such application will be granted by the NASD. No assurance can be given that any current market for the Company's common stock will develop or be maintained. For any market that develops for the Company's common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management, or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning the Company (this requirement will be satisfied by the filing and effectiveness of the Company's Registration Statement, the passage of 90 days and the continued timely filing by the Company of all reports required to be filed by it with the SEC(Securities and Exchange Commission); limitations on the volume of "restricted securities" which can be sold in any 90 day period; the requirement of nsolicited broker's transactions; and the filing of a Notice of Sale of Form 44.

          Holders.
          --------

          The number of record holders of the Company's securities as of the date of this Annual Report is approximately 33.

          Dividends.
          ----------

          The Company has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future.

ITEM 2. LEGAL PROCEEDINGS.

          The Company is not a party to any pending legal proceeding. To the Company's knowledge, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or persons who may be deemed to be an "affiliate" of the Company or owner of record, or beneficially, of more than five percent of the Company's common stock is a party adverse to the Company, or has a material interest adverse to the Company in any proceeding.

ITEM 3. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          The Company has not changed accountants since its formation and there are no disagreements with the findings of its accountants.

ITEM 4. RECENT SALES OF UNREGISTERED SECURITIES.

          On October 30, 1996 the Company issued its common stock as follows for the following consideration.

       Name                        Amount of Shares         Consideration*
       ----                        ----------------         --------------

AEM Investments, L.P.                   50,000                   $50
Gary Bryant                             50,000                   $50
Harvey S. Bryant                        50,000                   $50
ERM Enterprises, Inc.                   50,000                   $50
JJS, Ltd.                               50,000                   $50
Suzanne Kerr                            25,000                   $25
Michelle Laing                          40,000                   $40
Melco, Ltd.                             50,000                   $50
NDG, Inc.                               50,000                   $50
Holly Palm                              25,000                   $25
Roxboro Investment Group, Ltd.          50,000                   $50
Success Development Group, Inc.         50,000                   $50
Swarthmore Associates, Ltd.             50,000                   $50
Web Connect Co., Inc.                   50,000                   $50
                                    -----------              --------
          Totals                       640,000                  $640

*All of the above consideration was paid for by cash.

          Each of these persons had access to all material information regarding the Company prior to the offer or sale of the Company's common stock. These offers and sales of common stock are believed to have been exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof; and, by available state exemptions, from similar states' securities laws exempting from registration the offer and sale of such common stock. see "Possible Future Issuance of Common Stock" under the "Risk Factors" section of Item 1. for a discussion of the restricted and unrestricted common shares of the Company.

          On April 7, 1999 the Company completed a Rule 504 Offering, without an underwriter, of 2,000 common shares at $1.00 per share for $2,000 cash and 100,000 common shares for specified legal services from April, 1999 through October, 2000, which the Company also valued at $1.00 per share, or $100,000.

          The offers and sales of such common stock are believed to have been exempt from registration pursuant to Rule 504, and from similar applicable states' securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions from required registration.

          There are no relationships or affiliations among and between these shareholders and the Issuer, its predecessor, its officers and directors, and other shareholders.

ITEM 5.  INDEMNIFICATION OF DIRECTORS AND OFFICERS.



ITEM 6. FINANCIAL STATEMENTS AND EXHIBITS:

(a)                   Cacciamatta Accountancy Corporation
                          Index to Financial Statements
                     Report of Certified Public Accountants

          Financial Statements
          --------------------

                   Audited Financial Statements for the years
                    December 31, 1999 and December 31, 1998
                            and from October 29, 1996
                   ------------------------------------------

          Independent Auditor's Report

          Balance Sheet

          Statement of Operations

          Statements of Stockholders' Equity

          Statements of Cash Flows

          Notes to the Financial Statements

(b) The following exhibits are filed as a part of this Annual Report.


          Exhibit
          Number       Description*
          -------      ------------

          3.1 Certificate of Incorporation and Initial Articles of Incorporation filed October 29, 1996.

          3.2          Bylaws.

          3.3          Certificate of Amendment filed March 1, 1999.

          * Summaries of all exhibits contained within this Annual Report are modified in their entirety by reference to these Exhibits.

                            NETSHIP FULFILLMENT, INC
                          (A Development Stage Company)
                              Financial Statements

                                December 31, 1999

                    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                    --------------------------------------------------


The Board of Directors and Shareholders
Netship Fulfillment, Inc.

We have audited the accompanying balance sheet of Netship Fulfillment, Inc. (a development stage company) (the "Company") as of December 31, 1999, and the related statements of operations, shareholders' deficit and cash flows for each of the two years in the period ended December 31, 1999 and for the period from inception (October 29, 1996) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netship Fulfillment, Inc. as of December 31, 1999, and the results of its operations and cash flows for each of the two years in the period ended December 31, 1999 and for the period from inception (October 29, 1996) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has no revenue and remains in the development stage. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
March 22, 2000

                            NETSHIP FULFILLMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                  Balance Sheet

                                                                    December 31,
                                                                            1999
                                                                    ------------

                         ASSETS

Current assets:
   Cash and equivalents                                             $     3,961
                                                                    ------------
        Total current assets                                              3,961

Other                                                                         -
                                                                    ------------
                                                                    $     3,961
                                                                    ============

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $     5,430
                                                                    ------------
        Total current liabilities                                         5,430
                                                                    ------------
Commitments and contingencies                                                 -
                                                                    ------------

Shareholders' equity:
   Common stock, 50,000,000 shares authorized, $.001 par value,
     1,202,000 shares issued and outstanding                              1,202
   Additional paid-in capital                                           121,898
                                                                    ------------
   Deficit accumulated during the development stage                    (124,569)
                                                                    ------------
     Net shareholders' equity                                            (1,469)
                                                                    ------------

         Total liabilities and shareholders' equity                 $     3,961
                                                                    ============


   The accompanying notes are an integral part of these financial statements.


                                      NETSHIP FULFILLMENT, INC.
                                    (A DEVELOPMENT STAGE COMPANY)

                                      Statements of Operations

                                                                                        Cumulative
                                                                                      from inception
                                                    Year ended        Year ended     October 29, 1996
                                                    December 31,      December 31,    to December 31,
                                                       1999              1998               1999
                                                  ---------------   ---------------   ---------------
Costs and expenses:

   General and administrative                     $      124,029    $            -    $      124,569
                                                  ---------------   ---------------   ---------------

Net loss                                          $     (124,029)   $            -    $     (124,569)
                                                  ===============   ===============   ===============

Basic and diluted net loss per share              $        (0.11)   $            -
                                                  ===============   ===============

Basic and diluted weighted average number
   of common shares outstanding                        1,125,647           640,000
                                                  ===============   ===============



   The accompanying notes are an integral part of these financial statements.


                                                NETSHIP FULFILLMENT, INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                            Statement of Shareholders' Deficit
                                 From inception (October 26, 1996) to December 31, 1999

                                        Common Stock
                           ---------------------------------------                 Deficit
                                                  Amount                         Accumulated
                                         -------------------------  Additional    During the      Total
                             Number          Per                      Paid-in     Development  Shareholders'
                            of Shares       Share         Total     Capital         Stage        Deficit
                           -----------   -----------   -----------  -----------   -----------  -----------

                              640,000    $    0.001    $      640   $        -    $        -   $      640
                                    -             -             -            -          (540)        (540)
                           -----------   -----------   -----------  -----------   -----------  -----------

December 31, 1996             640,000                         640            -          (540)         100
                                    -             -             -            -             -            -
                           -----------   -----------   -----------  -----------   -----------  -----------

December 31, 1997             640,000             -           640            -          (540)         100
                                    -             -             -            -             -            -
                           -----------   -----------   -----------  -----------   -----------  -----------

December 31, 1998             640,000                  $      640            -    $     (540)         100
                           -----------   -----------   -----------  -----------   -----------  -----------

Stock issued for cash         460,000    $    0.001    $      460            -             -          460
Stock issued for services     100,000    $    1.000    $      100       99,900             -      100,000
Stock issued for cash           2,000    $    1.000    $        2        1,998             -        2,000
Capital Contribution                -             -             -       20,000             -       20,000
Net Loss for 1999                   -             -             -            -      (124,029)    (124,029)
                           -----------   -----------   -----------  -----------   -----------  -----------
December 31, 1999           1,202,000                  $    1,202   $  121,898    $ (124,569)  $   (1,469)
                           ===========   ===========   ===========  ===========   ===========  ===========


   The accompanying notes are an integral part of these financial statements.


                                      NETSHIP FULFILLMENT, INC.
                                    (A DEVELOPMENT STAGE COMPANY)

                                      Statements of Cash Flows

                                                                                        Cumulative
                                                                                      from inception
                                                    Year ended        Year ended     October 29, 1996
                                                    December 31,      December 31,    to December 31,
                                                       1999              1998               1999
                                                  ---------------   ---------------   ---------------
Cash flows from operating activities:
  Net loss                                        $     (124,029)   $            -    $     (124,569)
  Common stock issued for services                       100,000                 -           100,000
  Increase in accounts payable                             5,430                 -             5,430
                                                  ---------------   ---------------   ---------------
     Net cash used by operating activities               (18,599)                -           (19,139)
                                                  ---------------   ---------------   ---------------
Cash flows from financing activities:
   Capital contribution                                   20,000                 -            20,000
   Issuance of common stock                                2,460                 -             3,100
                                                  ---------------   ---------------   ---------------
     Net cash provided by financing activities            22,460                 -            23,100
                                                  ---------------   ---------------   ---------------
Net increase in cash                                       3,861                 -             3,961

Cash, beginning of year                                      100               100                 -
                                                  ---------------   ---------------   ---------------
Cash, end of year                                 $        3,961    $          100    $        3,961
                                                  ===============   ===============   ===============

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
         Interest                                 $            -    $            -    $            -
         Income taxes                             $            -    $            -    $            -



   The accompanying notes are an integral part of these financial statements.

                            NETSHIP FULFILLMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

   Organization
   ------------

   Netship Fulfillment, Inc., an Oklahoma corporation (the "Company") was formed on October 29, 1996 under the name Premier Partners, Inc. The Company changed its name to Netship Fulfillment, Inc. on February 23, 1999. The Company intends to become a full service fulfillment and distribution company, specializing in promotional and catalog fulfillment, especially for the internet industry. The Company is classified as a development stage company because its principal activities involve obtaining capital. The Company is currently being funded by its management, through donated minimal time and office space.

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

   Basic and diluted net loss per share
   ------------------------------------

   Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"), which superseded Accounting Principles Board Opinion 15 ("APB 15"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

   Stock-based compensation
   ------------------------

   The Company accounts for compensation costs related to employee stock options and other forms of employee stock-based compensation plans in accordance with the requirements of Accounting Principles Board Opinion 25 ("APB 25"). APB 25 requires compensation costs for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. In October 1995, the Financial Accounting Standards Board issue Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation costs related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. The Company adopted the provisions for pro forma disclosure requirements of SFAS 123. Options granted to non-employees are recognized at their estimated fair value at the date of grant.

SHAREHOLDERS' EQUITY
--------------------

   Common stock

   The Company is authorized to issue 50,000,000 shares of common stock, par value of $.001 per share. In October 1996, the Company issued 640,000 shares of common stock to founders for initial capitalization. On or about February 2, 1999 the Company issued to Michael Brown, President and Director, of 460,000 shares of the Company's common stock at its par vaule of $0.001 per share

    On April 7, 1999 the Company completed a Rule 504 Offering, without an underwriter, of 2,000 common shares at $1.00 per share for $2,000 cash and 100,000 common shares for specified legal services from April, 1999 through October, 2000, which the Company also valued at $1.00 per share, or $100,000.


2.    BASIC AND DILUTED NET LOSS PER SHARE
------------------------------------------

   The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

                                                          1999          1998
                                                       -----------   -----------

Basic and diluted loss per share:

Numerator
  Net loss                                             $ (124,029)    $       -
                                                       -----------   -----------

Denominator
  Basic and diluted weighted average number of
  common shares outstanding during the period           1,125,647       640,000
                                                       -----------   -----------

Basic and diluted loss per share                       $   (0.11)    $        -
                                                       ===========   ===========

3.    INCOME TAXES
------------------

   The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when deemed appropriate. For 1999 and 1998, no income tax expense has been recorded. In 1999, the Company recorded a deferred tax asset of $32,000, which has been offset by a 100% valuation alowance. As of December 31, 1999 the Company had a federal net operating loss carryforward of $124,000, which expires in 2018.

4.       GOING CONCERN
----------------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS CONTAINS FORWARD LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES DISCUSSED IN THE "RISK FACTORS" SECTION OF ITEM 1. UNDER "FORWARD LOOKING STATEMENTS". ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY MAY DIFFER MATERIALLY FROM ANY FORWARD LOOKING STATEMENT DUE TO SUCH RISKS AND UNCERTAINTIES.

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

RESULTS OF OPERATIONS
---------------------

NET REVENUES
------------

As a development stage company, the Company had no revenues for the years ended December 31, 1999 and December 31, 1998, nor since inception through December 31, 1996.

COSTS AND EXPENSES
------------------

As a development stage company, for the year ended December 31, 1999, the Company had general and administrative costs and expenses of $124,029 soley related to the Company's 504 offering. The Company had no costs and expenses for the year ended December 31, 1998. From inception through December 31, 1997, the Company's expenses in the amount of $540 consisted of costs related to the incorporation of the Company and issuance of common stock.

OTHER INCOME (EXPENSE)
----------------------

The Company had no other income or expenses for the years ended December 31, 1999 and December 31, 1998, nor since inception through December 31, 1997.

PROVISION FOR INCOME TAXES
--------------------------

The Company had no income nor income taxes for the years ended December 31, 1999 and December 31, 1998, nor since inception through December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's cash and cash equivalents increased to $3,961 at December 31, 1999 from $100 at December 31, 1998 due to additional equity capitalization.

The Company's liabilities increased to $5,430 at December 31, 1999 from $0 at December 31, 1998, and December 31, 1997.

The Company's management currently believes that inflation has not had a material impact on continuing operations.

FACTORS AFFECTING FUTURE PERFORMANCE
------------------------------------

In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), the Company has disclosed certain cautionary information to be used in connection with written materials (including this FORM 10-KSB) that may contain "forward-looking statements" within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "intend", "may", "expect", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology. The listener or reader is cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. For discussion that highlights some of the more important risks identified by management, but which should not be assumed to be the only factors that could affect future performance, see the "Risk Factors" section of Item 1., which is incorporated herein by reference. The reader is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

                                   SIGNATURES

          In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.



     Date:                                          By: /S/ Michael Brown
                                                       -------------------------
                                                       Michael Brown, Director
                                                       and President

     Date:                                          By: /S/ Michael Brown
                                                       -------------------------
                                                       Michael Brown, Director
                                                       Secretary/Treasurer