Form 10QSB
period 2000-03-31
NETSHIP FULFILLMENT INC
filed 2000-05-22
CIK 1089081

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


                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ____________ to _____________


        Commission file number 000-26471
                               ---------

                            Netship Fulfillment, Inc.
--------------------------------------------------------------------------------
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


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] N/A [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2000, there are 1,202,000 shares issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                            NETSHIP FULFILLMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  Balance Sheet
                                   (Unaudited)

                                                                     MARCH 30,
                                                                       2000
                                                                   -------------
                                     ASSETS
CURRENT ASSETS
   Cash                                                            $      1,421
                                                                   -------------
      TOTAL CURRENT ASSETS                                                1,421
                                                                   -------------

                                                                   $      1,421
                                                                   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                                $        867
                                                                   -------------

COMMITMENTS AND CONTINGENCIES                                                 -

SHAREHOLDERS' EQUITY:
   Common stock, 50,000,000 shares authorized, $.001 par value,
      1,202,000 shares issued and outstanding                             1,202
   Additional paid-in capital                                           124,898
   Deficit accumulated during the development stage                    (125,546)
                                                                   -------------

      TOTAL SHAREHOLDERS' EQUITY                                            554
                                                                   -------------

                                                                   $      1,421
                                                                   =============

                            NETSHIP FULFILLMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Operations
                                   (Unaudited)

                                                                                     CUMULATIVE
                                                                                   FROM INCEPTION
                                                    Three Months ended March 31, (OCTOBER 29, 1996)
                                                   -----------------------------    TO MARCH 31,
                                                       2000            1999            2000
                                                   -------------   -------------   -------------

Costs and expenses:

  General and administrative                       $        977    $      9,560    $    125,546
                                                   -------------   -------------   -------------

NET LOSS                                           $       (977)   $     (9,560)   $   (125,546)
                                                   =============   =============   =============


BASIC AND DILUTED NET LOSS PER SHARE               $      (0.00)   $      (0.01)
                                                   =============   =============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                        1,202,000         864,889
                                                   =============   =============

                            NETSHIP FULFILLMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                    CUMULATIVE
                                                                                   FROM INCEPTION
                                                    NINE MONTHS ENDED MARCH 31,  (OCTOBER 29, 1996)
                                                   -----------------------------    TO MARCH 31,
                                                        2000            1999            2000
                                                   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $       (977)   $     (9,560)   $   (125,546)
  Common Stock Issued for Services                 $          -    $          -    $    100,000
  Increase (Decrease) in Accounts Payable          $     (4,563)   $          -    $        867
                                                   -------------   -------------   -------------

  Net Cash Used by Operating Activities            $     (5,540)   $     (9,560)   $    (24,679)
                                                   -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                    -             460           3,100
  Contribution to capital                                 3,000          10,000          23,000
                                                   -------------   -------------   -------------

    Net cash provided by financing activities             3,000          10,460          26,100
                                                   -------------   -------------   -------------

Net increase (decrease) in cash                          (2,540)            900           1,421

CASH, BEGINNING OF PERIOD                                 3,961             100               -
                                                   -------------   -------------   -------------

CASH, END OF PERIOD                                $      1,421    $      1,000    $      1,421
                                                   =============   =============   =============

                            NETSHIP FULFILLMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  March 31, 2000
                                   (Unaudited)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

      The accompanying unaudited financial statements of Netship Fulfillment, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2000 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1999.

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

                            NETSHIP FULFILLMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

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

RESULTS OF OPERATIONS
---------------------

NET REVENUES
------------

As a development stage company, the Company had no revenues for the three months ended March 31, 2000 and March 31, 1999.

COSTS AND EXPENSES
------------------

Costs and expenses for the three months ended March 31, 2000 of $977 were solely related to the ongoing filing requirements of the Company for the 3 months ended March 31, 2000. Costs and expenses for the three months ended March 31, 1999 of $9,560 were solely related to the ongoing filing requirements of the Company for the three months ended March 31, 1999.

OTHER INCOME (EXPENSE)
----------------------

The Company had no other income or expenses for the three months ended March 31, 2000 and March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's cash and cash equivalents increased from one-thousand dollars ($1,000.00) at March 31, 1999 to one thousand four hundred twenty one dollars ($1,421) at March 31, 2000 due to contributions to capital from Officers of the Company.

The Company's liabilities increased from zero dollars ($0.00) at March 31, 1999 to eight hundred sixty seven dollars ($867) at March 31, 2000 due to the ongoing filing requirements of the Company.

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

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Exhibits and Reports on Form 8-K.

         There were no reports filed on Form 8-K during the three-month period ended March 31, 2000.

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



     Date: May 17, 2000                             By: /S/ Michael Brown
                                                       -------------------------
                                                       Michael Brown, Director
                                                       and President

     Date: May 17, 2000                             By: /S/ Michael Brown
                                                       -------------------------
                                                       Michael Brown, Director
                                                       Secretary/Treasurer