Form 10QSB
period 2000-06-30
NETSHIP FULFILLMENT INC
filed 2000-08-16
CIK 1089081

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


                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ____________ to _____________s


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


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes [X]  No [ ]  N/A [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2000, there are 1,202,000 shares issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                            NETSHIP FULFILLMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      INDEX



  Balance Sheet
  Statement of Operations Three Months ended June 30, 2000 & June 30, 1999 Statement of Operations Six Months ended June 30, 2000 & June 30, 1999 Statement of Cash Flows Six Months ended June 30, 2000 & June 30, 1999 Notes to Financial Statements
  Management's Discussion and Analysis of Financial Condition and Results of
           Operations
  Part II - Other Information
  Signature Page
  Financial Data Schedule

                            NETSHIP FULFILLMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  Balance Sheet
                                   (Unaudited)

                                                                      JUNE 30,
                                                                        2000
                                                                   -------------
                                     ASSETS
CURRENT ASSETS
   Cash                                                            $        136
                                                                   -------------
      TOTAL CURRENT ASSETS                                                  136
                                                                   -------------

                                                                   $        136
                                                                   =============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES                                                $        900
                                                                   -------------

COMMITMENTS AND CONTINGENCIES                                                 -

SHAREHOLDERS' DEFICIT:
   Common stock, 50,000,000 shares authorized, $.001 par value,
      1,202,000 shares issued and outstanding                             1,202
   Additional paid-in capital                                           124,898
   Deficit accumulated during the development stage                    (126,864)
                                                                   -------------

      TOTAL SHAREHOLDERS' DEFICIT                                          (764)
                                                                   -------------

                                                                   $        136
                                                                   =============

The accompanying notes are an integral part of these financial statements.

                            NETSHIP FULFILLMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Operations
                                   (Unaudited)



                                                    Three Months ended June 30,
                                                   -----------------------------
                                                       2000            1999
                                                   -------------   -------------

Costs and expenses:

  General and administrative                       $      1,318    $      8,815
                                                   -------------   -------------

NET LOSS                                           $     (1,318)   $     (8,815)
                                                   =============   =============


BASIC AND DILUTED NET LOSS PER SHARE               $      (0.00)   $      (0.01)
                                                   =============   =============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                        1,202,000         864,889
                                                   =============   =============

The accompanying notes are an integral part of these financial statements.


                                    NETSHIP FULFILLMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Operations
                                   (Unaudited)

                                                                                     CUMULATIVE
                                                                                   FROM INCEPTION
                                                      Six Months ended June 30,  (OCTOBER 29, 1996)
                                                   -----------------------------     TO JUNE 30,
                                                       2000            1999            2000
                                                   -------------   -------------   -------------

Costs and expenses:

  General and administrative                       $      2,295    $     18,375    $    126,864
                                                   -------------   -------------   -------------

NET LOSS                                           $     (2,295)   $    (18,375)   $   (126,864)
                                                   =============   =============   =============


BASIC AND DILUTED NET LOSS PER SHARE               $      (0.00)   $      (0.02)
                                                   =============   =============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                        1,202,000         864,889
                                                   =============   =============

The accompanying notes are an integral part of these financial statements.


                            NETSHIP FULFILLMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                    CUMULATIVE
                                                                                   FROM INCEPTION
                                                      SIX MONTHS ENDED JUNE 30,   (OCTOBER 29, 1996)
                                                   -----------------------------     TO JUNE 30,
                                                        2000            1999            2000
                                                   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $     (2,295)   $    (18,375)   $   (126,864)
  Common Stock Issued for Services                 $          -    $          -    $    100,000
  Increase (Decrease) in Accounts Payable          $     (4,530)   $      1,155    $        900
                                                   -------------   -------------   -------------

  Net Cash Used by Operating Activities            $     (6,825)   $    (17,220)   $    (25,964)
                                                   -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                    -           2,460           3,100
  Contribution to capital                                 3,000          20,000          23,000
                                                   -------------   -------------   -------------

    Net cash provided by financing activities             3,000          22,460          26,100
                                                   -------------   -------------   -------------

Net increase (decrease) in cash                          (3,825)          5,240             136

CASH, BEGINNING OF PERIOD                                 3,961             100               -
                                                   -------------   -------------   -------------

CASH, END OF PERIOD                                $        136    $      5,340    $        136
                                                   =============   =============   =============

The accompanying notes are an integral part of these financial statements.


                            NETSHIP FULFILLMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

      The accompanying unaudited financial statements of Netship Fulfillment, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1999.

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

RESULTS OF OPERATIONS
---------------------

NET REVENUES
------------

As a development stage company, the Company had no revenues for the three months and six months ended June 30, 2000 and June 30, 1999.

COSTS AND EXPENSES
------------------

Costs and expenses for the three months ended June 30, 2000 of $1,318 were solely related to the ongoing filing requirements of the Company for the three months ended June 30, 2000. Costs and expenses for the three months ended June 30, 1999 of $8,815 were solely related to the ongoing filing requirements of the Company for the three months ended June 30, 1999. Costs and expenses for the six months ended June 30, 2000 of $2,295 were solely related to the ongoing filing requirements of the Company for the six months ended June 30, 2000. Costs and expenses for the six months ended June 30, 1999 of $18,375 were solely related to the ongoing filing requirements of the Company for the six months ended
June 30, 1999.

OTHER INCOME (EXPENSE)
----------------------

The Company had no other income or expenses for the three months and six months ended June 30, 2000 and June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's cash and cash equivalents decreased from five thousand three hundred forty dollars($5,340) at June 30, 1999 to one hundred thirty six dollars($136) at June 30, 2000 due to costs and expenses for the ongoing filing requirements of the Company.

The Company's liabilities decreased from one thousand two hundred forty five dollars ($1,245) at June 30, 1999 to nine hundred dollars ($900) at June 30, 2000.

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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         No. 27 the Financial Data Schedule

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



     Date: August 14, 2000                             By: /S/ Michael Brown
                                                       -------------------------
                                                       Michael Brown, Director
                                                       and President

     Date: August 14, 2000                             By: /S/ Michael Brown
                                                       -------------------------
                                                       Michael Brown, Director
                                                       Secretary/Treasurer