Form 10QSB
period 2000-09-30
NETSHIP FULFILLMENT INC
filed 2000-11-22
CIK 1089081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2000, there are 1,202,000 shares issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                            NETSHIP FULFILLMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      INDEX



Balance Sheet
Statement of Operations Three Months ended September 30, 2000 &
  September 30, 1999
Statement of Operations Nine Months ended September 30, 2000 &
  September 30, 1999
Statement of Cash Flows Nine Months ended September 30, 2000 &
  September 30, 1999
Notes to Financial Statements
Management's Discussion and Analysis of Financial Condition and
  Results of Operations
Part II - Other Information
Signature Page
Financial Data Schedule

                            NETSHIP FULFILLMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  Balance Sheet
                                   (Unaudited)

                                                                   SEPTEMBER 30,
                                                                        2000
                                                                   -------------
                                     ASSETS
CURRENT ASSETS
   Cash                                                            $        100
                                                                   -------------
      TOTAL CURRENT ASSETS                                                  100
                                                                   -------------

                                                                   $        100
                                                                   =============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES                                                $      1,900
                                                                   -------------

COMMITMENTS AND CONTINGENCIES                                                 -

SHAREHOLDERS' DEFICIT:
   Common stock, 50,000,000 shares authorized, $.001 par value,
      1,202,000 shares issued and outstanding                             1,202
   Additional paid-in capital                                           124,898
   Deficit accumulated during the development stage                    (127,900)
                                                                   -------------

      TOTAL SHAREHOLDERS' DEFICIT                                        (1,800)
                                                                   -------------

                                                                   $        100
                                                                   =============

The accompanying notes are an integral part of these financial statements.

                            NETSHIP FULFILLMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Operations
                                   (Unaudited)



                                                Three Months ended September 30,
                                                -----------------------------
                                                    2000            1999
                                                -------------   -------------

Costs and expenses:

  General and administrative                    $       1,036    $    100,224
                                                -------------   -------------

NET LOSS                                        $      (1,036)   $   (100,224)
                                                =============   =============


BASIC AND DILUTED NET LOSS PER SHARE            $      (0.00)   $      (0.10)
                                                =============   =============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                     1,202,000       1,033,445
                                                =============   =============

The accompanying notes are an integral part of these financial statements.

                            NETSHIP FULFILLMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Operations
                                   (Unaudited)

                                                                                     CUMULATIVE
                                                                                   FROM INCEPTION
                                                     Nine Months ended Sept. 30, (OCTOBER 29, 1996)
                                                   -----------------------------    TO SEPT. 30,
                                                       2000            1999            2000
                                                   -------------   -------------   -------------

Costs and expenses:

  General and administrative                       $      3,331    $    118,599    $    127,900
                                                   -------------   -------------   -------------

NET LOSS                                           $     (3,331)   $   (118,599)   $   (127,900)
                                                   =============   =============   =============


BASIC AND DILUTED NET LOSS PER SHARE               $      (0.00)   $      (0.11)
                                                   =============   =============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                        1,202,000       1,033,445
                                                   =============   =============

The accompanying notes are an integral part of these financial statements.


                            NETSHIP FULFILLMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                    CUMULATIVE
                                                                                   FROM INCEPTION
                                                     NINE MONTHS ENDED SEPT. 30, (OCTOBER 29, 1996)
                                                   -----------------------------    TO SEPT. 30,
                                                        2000            1999            2000
                                                   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $     (3,331)   $   (118,599)   $   (127,900)
  Common Stock Issued for Services                 $          -    $    100,000    $    100,000
  Increase (Decrease) in Accounts Payable          $     (3,530)   $               $      1,900
                                                   -------------   -------------   -------------

  Net Cash Used by Operating Activities            $     (6,861)   $    (18,599)   $    (26,000)
                                                   -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                    -           2,460           3,100
  Contribution to capital                                 3,000          20,000          23,000
                                                   -------------   -------------   -------------

    Net cash provided by financing activities             3,000          22,460          26,100
                                                   -------------   -------------   -------------

Net increase (decrease) in cash                          (3,861)          3,861             100

CASH, BEGINNING OF PERIOD                                 3,961             100               -
                                                   -------------   -------------   -------------

CASH, END OF PERIOD                                $        100    $      3,961    $        100
                                                   =============   =============   =============

The accompanying notes are an integral part of these financial statements.


                            NETSHIP FULFILLMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  September 30, 2000
                                   (Unaudited)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

      The accompanying unaudited financial statements of Netship Fulfillment, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1999.

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

RESULTS OF OPERATIONS
---------------------

NET REVENUES
------------

As a development stage company, the Company had no revenues for the three months and nine months ended September 30, 2000 and September 30, 1999.

COSTS AND EXPENSES
------------------

Costs and expenses for the three months ended September 30, 2000 of $1,036 were solely related to the ongoing filing requirements of the Company for the 3 months ended September 30, 2000. Costs and expenses for the three months ended September 30, 1999 of $100,224 were solely related to the 504 offering the Company undertook during the three months ended September 30, 1999. Costs and expenses for the nine months ended September 30, 2000 of $3,331 were solely related to the ongoing filing requirements of the Company for the nine months ended September 30, 2000. Costs and expenses for the nine months ended September 30, 1999 of $118,599 were solely related to the 504 Offering of the Company and the ongoing filing requirements of the Company for the nine months ended September 30, 1999.

OTHER INCOME (EXPENSE)
----------------------

The Company had no other income or expenses for the three months and nine months ended September 30, 2000 and September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's cash and cash equivalents decreased from three thousand nine hundred Sixty one dollars($3,961) at September 30, 1999 to one hundred dollars($100) at September 30, 2000 due to costs and expenses for the ongoing filing requirements of the Company.

The Company's liabilities increased from zero dollars ($0) at September 30, 1999 to one thousand nine hundred dollars ($1,900) at September 30, 2000.

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



     Date: November 22, 2000                           By: /S/ Michael Brown
                                                       -------------------------
                                                       Michael Brown, Director
                                                       and President

     Date: November 22, 2000                           By: /S/ Michael Brown
                                                       -------------------------
                                                       Michael Brown, Director
                                                       Secretary/Treasurer